Form 10-Q
period 2008-12-31
Expedite 2 Inc
filed 2009-02-13
CIK 1415602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 13, 2009: 100,000 shares of common stock.

EXPEDITE 2, INC.

FORM 10-Q

December 31, 2008

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

SIGNATURE

 Item 1. Financial Information

EXPEDITE 2, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Expedite , Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2008

ASSETS

CURRENT ASSETS	12/31/2008	9/30/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,250	$2,750

Total Current Liabilities	3,250	2,750

TOTAL LIABILITIES	3,250	2,750

STOCKHOLDER'S EQUITY

Preferred Stock - Par value $0.001
Authorized: 50,000,000
Issued & Outstanding: None	-	-

Common Stock - Par value $0.001;
Authorized: 200,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(3,350)	(2,850)

Total Stockholder's Equity	(3,250)	(2,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Expedite 2, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending December 31, 2008 and 2007
And from inception (September 27, 2007) through December 31, 2008

	3 months	3 months
	ending	ending	FROM
	12/31/2008	12/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500	3,350

NET INCOME (LOSS)	(500)	(500)	(3,350)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,850)	(600)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(3,350)	$(1,100)	$(3,350)

Earnings (loss) per share	$(0.01)	$(0.01)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

Expedite 2, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (September 27, 2007) through December 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock issued on acceptance
of incorporation expenses
September 27, 2007	100,000	$100	$-	$-	$100

Net Loss				(600)	(600)

Total, September 30, 2007	100,000	100	-	(600)	(500)

Net Loss				(2,250)	(2,250)

Total, September 30, 2008	100,000	100	-	(2,850)	(2,750)

Net Loss				(500)	(500)

Total, December 31, 2008	100,000	$100	$-	$(3,350)	$(3,250)

The accompanying notes are an integral part of these financial statements.

Expedite 2, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending December 31, 2008 and 2007
From inception (September 27, 2007) through December 31, 2008

	3 months	3 months
	ending	ending	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	INCEPTION

Net income (loss)	$(500)	$(500)	$(3,350)

Stock issued as compensation	-	-	100
Increase (Decrease) in Accrued Expenses	500	500	3,250

Total adjustments to net income	500	500	3,350

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

The income tax payable that was accrued for the year ended September 31, 2007 was offset by the Company’s net operating loss carry-forward therefore the provisions for income tax in the income statement is $0. The Company has net operating loss carry-forwards that were derived solely from operating losses. These amounts can be carried forward to be used to offset future income for tax purposes for a period of 20 years for each year’s loss. The accounting for these losses derives a deferred tax asset for the period from inception ended December 31, 2008 of $670.
No provision was made for federal income tax since the Company has significant net operating losses. From inception through December 31, 2008, the Company incurred net operating losses for tax purposes of approximately $3,350. The availability of the Company’s net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the federal and state minimum tax imposed on corporations.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$503
State net operating loss	167

Total deferred tax assets	670
Less valuation allowance	(670)

$--

The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2008 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

The reconciliation of the effective income tax rate to the federal statutory rate for the period ended December 31, 2008 is as follows:

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

11. Subsequent Events:

None known at this time.

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

Results of Operation

We have not had any operating income since inception. For the six months ended December 31, 2008 we incurred a net loss of $500 and since inception we have a net loss of $2,100. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At December 31, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations,  have a net loss of $2,100 from inception, and used no cash in operations for the period from September 27, 2007(inception) to December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SUBSEQUENT EVENT

On February 10, 2009 we entered into a Stock Purchase and Share Exchange Agreement (“Exchange Agreement”) by and among Expedite 2, Inc., (“Expedite”) a company incorporated under the laws of the Delaware, John Bordynuik, Inc. (“JBI”), an Ontario Corporation, and each of the shareholders of JBI (the “JBI Shareholders”). The close of the transaction (the "Closing") took place on February 10, 2009 (the “Closing Date”). On the Closing Date, pursuant to the terms of the Exchange Agreement, we acquired all of the outstanding shares (the “Interests”) of JBI from the JBI Shareholders; and the JBI Shareholders transferred and contributed all of their Interests to us. In exchange, we issued to the JBI Shareholders, their designees or assigns, 58,521,000 shares of our common stock or 99 per cent of the shares of Expedite common stock issued and outstanding after the Closing.

John Bordynuik Inc. (JBI) is an Ontario Corporation incorporated on February 10, 2006. JBI reads high volume legacy data computer tapes for large institutions and corporations. JBI is sole sourced by NASA and MIT to read their 7 & 9 track computer tapes written from the 1960’s to 2000. Millions of tapes were written during this period and the data has not been recoverable to date.

John Bordynuik, President of JBI, has developed the technology to read legacy data computer tapes and to extract and recover the valuable data contained therein. Mr. Bordynuik has built a strong reputation in legacy data recovery and has completed recovery projects for the NASA, Massachusetts Institute of Technology (MIT), UN Tapes, Ontario Provincial Government, and many other institutions and Fortune-100 companies and their founders. Mr. Bordynuik has assigned this technology to JBI.

JBI designed and manufactured a 40-foot mobile data recovery container complete with 18 drives, photographing stations, servers, air handling, tape dehydration systems, and room for tape libraries. This container is capable of reading in excess of 700 tapes per day and is designed primarily to remotely read large volumes of seismic data tapes for Oil and Gas as well as highly sensitive tapes for Government Defense Departments.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

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

Signature	Title	Date

/s/ John Bordynuik	President,	February 13, 2009
John Bordynuik	Chief Executive Officer, Principal Financial Officer and Secretary